Form 10-K/A
period 2001-12-31
STRUCTURED ASSET SEC MORT  PASS THR CERT SERIES 2001-21A
filed 2002-12-19
CIK 1164346

UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               WASHINGTON, D.C. 20549



                                     FORM 10-K/A

                                   Amendment No. 1

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


   c/o Wells Fargo Bank Minnesota, N.A.
   9062 Old Annapolis Road
   Columbia, MD                                 21045
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

      Yes  X       No ___







  This Amendment No. 1 on Form 10-K/A amends Item 14 of the original
  Annual Report on Form 10-K (the "Original Form 10-K") filed on
  28 March 2002 on behalf of Structured Asset Securities Corporation Mortgage Pass-Through Certificates, Series 2001-21A established pursuant to the Trust Agreement among Structured Asset Securities Corporation as Depositor, Aurora Loan Services Inc. as Master Servicer, and Wells Fargo Bank Minnesota, National Association as Trustee pursuant to which Structured Asset Securities Corporation, Mortgage Pass-Through Certificates, Series 2001-21A registered under the Securities Act of 1933 (the "Certificates") were issued.







  Item 14 of the Original Form 10K is amended in its entirety to read as follows:


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

    (99.2) Report of Management as to Compliance with Minimum Servicing
           Standards for the year ended December 31, 2001.

       a) Aurora Loan Srvcs Inc, as Servicer <F1>

    (99.3) Annual Statements of Compliance under the Pooling and Servicing
           Agreements for the year ended December 31, 2001.

       a) Aurora Loan Srvcs Inc, as Servicer <F1>

    (99.4) Aggregate Statement of Principal and Interest Distributions to
           Certificate Holders. <F2>


   (b) On January 11, 2002, a report on Form 8-K was filed in order to provide the Pooling and Servicing Agreement for the Certificates.


        No other reports on Form 8-K have been filed during the last quarter of the period covered by this report.


   (c) Not applicable.


   (d) Omitted.

  <F1> Filed herewith.

  <F2> Previously filed.

                               SIGNATURE


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized:



    Structured Asset Securities Corporation
    Mortgage Pass-Through Certificates
    Series 2001-21A
    (Registrant)




  Signed:  Wells Fargo Bank Minnesota, N.A. as Trustee

  By:   Edward M. Frere Jr., Senior Vice President

  By: /s/  Edward M. Frere Jr., Senior Vice President

  Dated: December 16, 2002


Sarbanes-Oxley Certification


I, Edward M. Frere Jr., certify that:

1. I have reviewed this annual report on Form 10-K, and all reports on Form 8-K containing distribution or servicing reports filed in respect of periods included in the year covered by this annual report, of Structured Asset Securities Corporation Mortgage Pass-Through Certificates Series 2001-21A.

2. Based on my knowledge, the information in these reports, taken as a whole, does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading as of the last day of the period covered by this annual report.

3. Based on my knowledge, the [distribution or servicing] information required to be provided to the trustee by the servicer under the pooling and servicing agreement is included in these reports.


      Date: December 16, 2002

      Edward M. Frere Jr.
      ________________________
      [Signature]

      Senior Vice President
      ________________________
      [Title]



  Exhibit Index

  Exhibit No.

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

  (99.2) Report of Management as to Compliance with Minimum Servicing
         Standards for the year ended December 31, 2001.

     a) Aurora Loan Srvcs Inc, as Servicer <F1>

  (99.3) Annual Statements of Compliance under the Pooling and Servicing
         Agreements for the year ended December 31, 2001.

     a) Aurora Loan Srvcs Inc, as Servicer <F1>

  (99.4) Aggregate Statement of Principal and Interest Distributions to Certificate Holders. <F2>


  <F1> Filed herewith.
  <F2> Previously filed.






EX 99.1 (a)

ERNST & YOUNG    (logo)

Ernst & Young LLP
Suite 3300
370 17th Street
Denver, Colorado 80202-5663

Phone: (720) 931-4000
Fax:   (720) 931-4444
www.ey.com

Report on Management's Assertion on Compliance with Minimum Servicing Standards Set Forth in the
Uniform Single Attestation Program for Mortgage Bankers

Report of Independent Accountants

Board of Directors Aurora Loan Services Inc.

We have examined management's assertion, included in the accompanying report titled Report of Management, that Aurora Loan Services Inc. (the "Company") complied with the minimum servicing standards set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers
(USAP) during the year ended November 30, 2001. Management is responsible for the Company's compliance with those requirements. Our responsibility is to express an opinion on management's assertions about the Company's compliance based on our examination.

Our examination was made in accordance with attestation standards established by the American Institute of Certified Public Accountants and, accordingly, included examining, on a test basis, evidence about the Company's compliance with those requirements and performing such other procedures as we considered necessary in the circumstances. We believe that our examination provides a reasonable basis for our opinion. Our examination does not provide a legal determination on the Company's compliance with specified requirements.

In our opinion, management's assertion, that the Company complied with the aforementioned requirements during the year ended November 30, 2001, is fairly stated, in all material respects.



December 28, 2001


Ernst & Young LLP is a member of Ernst & Young International, Ltd.







EX 99.2 (a)

ALS  AURORA LOAN SERVICES INC.   (logo)

Corporate Headquarters
2350 S. Parker Rd., Suite 601
Aurora, CO 80014
Phone: 303-632-3000  800-880-0128
Fax:   303-632-3001

Management's Assertion on Compliance with Minimum Servicing
Standards Set Forth in the Uniform Single Attestation Program for Mortgage Bankers

Report of Management

We, as members of management of Aurora Loan Services Inc. (the "Company"), are responsible for complying with the minimum servicing standards as set forth in the Mortgage Bankers Association of America's Uniform Single Attestation Program for Mortgage Bankers (USAP). We are also responsible for establishing and maintaining effective internal control over compliance with these standards. We have performed an evaluation of the Company's compliance with the minimum servicing standards as set forth in the USAP as of November 30, 2001 and for the year then ended. Based on this evaluation, we assert that during the year ended November 30, 2001, the Company complied, in all material respects, with the minimum servicing standards set forth in the USAP.

As of and for this same period, the Company had in effect a fidelity bond and errors and omissions policy in the amount of $20,000,000.


Ralph A. Lenzi III
Chief Executive Officer



Rick W. Skogg
President



Alexandra M. Delargy
Senior Vice President and Controller



December 28, 2001







EX 99.3 (a)

ALS AURORA LOAN SERVICES INC   (logo)
NATIONAL SERVICING CENTER
601 Fifth Avenue
P.O. Box 1706
Scottsbluff, NE 69363-1706
phone: 308-635-3500  800-776-9361
fax:   308-630-6700


February 28, 2002

Wells Fargo (Norwest)
Attention: Master Servicing
11000 Broken Land Parkway
Columbia MD 21044

Subject:   Annual Officer's Certification
           Fiscal Year 2001

Dear Master Servicer:

The undersigned Officer certifies the following for the Fiscal Year 2001.

(A) I have reviewed the activities and performance of Aurora Loan Services Inc. (the "Servicer") during the preceding fiscal year under the terms of the Servicing Agreement and to the best of this Officers' knowledge and belief, the Servicer has fulfilled all of its duties, responsibilities and obligations under this Agreement throughout fiscal year 2001, or if there has been a material default or failure of the servicer to perform any of such duties, responsibilities or obligations, a description of each such material default or failure and the nature and status thereof has been reported to Wells Fargo (Norwest);

(B) I have confirmed that the Servicer is currently an approved FNMA or FHLMC servicer in good standing;

(C) I have confirmed that the Fidelity Bond and the Errors and Omissions Insurance Policy required under the terms of the Servicing Agreement are in full force and effect;

(D)    All premiums for each Hazard Insurance policy, Flood Insurance policy
       (if applicable) and Primary Mortgage Insurance policy (if applicable), with respect to each Mortgaged Property, have been paid and all such insurance policies are in full force and effect; or, with respect to Hazard Insurance policies and/or Flood Insurance policies that are not in full force and effect, appropriate force placed individual and/or blanket policies are in full force and effect for each Mortgaged Property;

(E) All known real state taxes, governmental assessments and any other expenses accrued and due, that if not paid, could result in a lien or encumbrance on any Mortgaged Property, have been paid, or if any such costs or expenses have not been paid with respect to any Mortgaged Property, the reason for the non-payment has been reported to Wells Fargo (Norwest);

(F)    All Custodial Accounts have been reconciled and are properly funded; and,

(G) All annual reports of Foreclosure and Abandonment of Mortgage Property required per Section 6050H, 6050J and 6050P of the Internal Revenue Code, respectively, have been prepared and filed.

Certified by:


Officer: Kenneth J. Weleski
Title: Executive Vice President